Form 10-K
period 2002-12-31
CORE BOND PRODUCTS LLC
filed 2003-03-24
CIK 1176262

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




     (Mark One)

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

                                      or

       /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                       Commission File Number: 333-92096


                            Core Bond Products LLC
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                   06-1646732
----------------------------------      --------------------------------------
  (State or Other Jurisdiction,          (I.R.S. Employer Identification No.)
  Organization or Incorporation)

Bank of America Corporate Center
   Charlotte, North Carolina                             28255
----------------------------------      --------------------------------------
    (Address of principal                              (Zip Code)
      executive offices)

     Registrant's telephone number, including area code: (704) 386-7484

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Exchange on Which Registered
    -------------------                ------------------------------------
           None                                        None

Securities registered pursuant to Section 12(g) of the Act:

 Core Investment Grade Bond Trust I, Pass-Through Certificates, Series 2002-1
------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/        No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes /_/        No /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

The registrant has no voting stock or class of common stock outstanding as of the date of this report.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                               Introductory Note

Core Bond Products LLC (the "Registrant") is the depositor (the "Depositor") under the trust agreement among the Depositor, The Bank of New York, as trustee and securities intermediary (the "Trustee"), and Banc of America Securities LLC, as administrative agent (the "Administrative Agent"), providing for the issuance of Pass-Through Certificates, Series 2002-1 (the "Certificates"), by Core Investment Grade Bond Trust I, a New York common law trust (the "Trust"). The Certificates do not represent obligations of or interests in the Depositor, the Trustee or the Administrative Agent.

                                    PART I

Item 1.  Business.
-----------------
         Not Applicable

Item 2.  Properties.
--------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters To A Vote of Security Holders.
-------------------------------------------------------------
         None


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------
     The Certificates evidence interests in the Trust and are represented by global securities registered in the name of "Cede & Co.," the nominee of The Depository Trust Company. The Certificates are not listed on any United States securities exchange. To the best of the Registrant's knowledge, there is no public trading market for the Certificates in the United States.

Item 6.  Selected Financial Data.
---------------------------------
     Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
         Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------
         Not Applicable

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
         --------------------------------------------------------------
         (a) Not Applicable

         (b) Not Applicable

         (c) Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Controls and Procedures.
---------------------------------
         Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
---------------------------------------------------------------------------

         (a) None

         (b) None

         (c) None

         (d) None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Core Bond Products LLC (as Depositor)



                                    By: /s/ Corey B. Pinkston
                                       -----------------------------------
                                    Name:   Corey B. Pinkston
                                    Title:  Principal Executive Officer
                                    Date:   March 24, 2003

                                 CERTIFICATION

I, Corey B. Pinkston, certify that:

1. I have reviewed this Annual Report on Form 10-K, filed on behalf of Core Bond Products LLC;

2. To the best of my knowledge, the information in this Annual Report on Form 10-K does not include an untrue statement of a material fact or omit to state a material fact necessary to make the statements made herein, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K;

3. No distributions have been made on the Certificates (as defined in this Annual Report on Form 10-K) since their original date of issuance on November 20, 2002; thus, item 3 of the certification in the form contained in the February 21, 2003 Statement by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission Regarding Compliance by Asset-Backed Issuers with Exchange Act Rules 13a-14 and 15d-14 is inapplicable;

4. There is no servicer with respect to the Certificates; thus, item (4) of paragraph (e) of both Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934 is not applicable. For the same reason, items (4) and (5) of the certification in the form contained in the February 21, 2003 Statement by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission Regarding Compliance by Asset-Backed Issuers with Exchange Act Rules 13a-14 and 15d-14 are not applicable.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York, as Trustee of Core Investment Grade Bond Trust I, and its officers and agents.



                                    By: /s/ Corey B. Pinkston
                                       -----------------------------------
                                    Name:   Corey B. Pinkston
                                    Title:  Principal Executive Officer
                                    Date:   March 24, 2003