Form 10-K/A
period 2002-12-31
CORE BOND PRODUCTS LLC
filed 2004-03-15
CIK 1176262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----
                                   FORM 10-K/A
                                 Amendment No. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number: 000-50084


                            Core Bond Products LLC
   -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                             Delaware                                                   06-1646732
------------------------------------------------------------------   ------------------------------------------------
   (State or Other Jurisdiction, Organization or Incorporation)            (I.R.S. Employer Identification No.)


                 Bank of America Corporate Center
                     Charlotte, North Carolina                                             28255
------------------------------------------------------------------   ------------------------------------------------
             (Address of principal executive offices)                                    (Zip Code)

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

 Core Investment Grade Bond Trust I, Pass-Through Certificates, Series 2002-1
-------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/        No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / /        No /X/

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

                                     PART I

Item 1. Business.
----------------
         Not Applicable

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
--------------------------
         None

Item 4.  Submission of Matters To A Vote of Security Holders.
------------------------------------------------------------
         None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------
         The Certificates evidence interests in the Trust and are represented by global securities registered in the name of "Cede & Co.," the nominee of The Depository Trust Company. The Certificates are not listed on any United States securities exchange. To the best of the Registrant's knowledge, there is no public trading market for the Certificates in the United States.

Item 6.  Selected Financial Data.
--------------------------------
         Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations.
          ---------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------
         Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------
         Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        --------------------
         Not Applicable

Item 9A. Controls and Procedures.
--------------------------------
         Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11.   Executive Compensation.
---------------------------------
         Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
          Management and Related Stockholder Matters.
          ------------------------------------------
         Information required by Item 201(d) of Regulation S-K: Not applicable Information required by Item 403 of Regulation S-K: Not applicable

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14.  Principal Accountant Fees and Services.
------------------------------------------------
         Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
---------------------------------------------------------------------------

     (a)  The following documents are filed as a part of this report:

          Exhibits:

          99.1 Certification by President and Chief Executive Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

          99.2 Trustee's compliance report by Trustee pursuant to 15 U.S.C.
               7241.

     (b)  None

     (c)  None

     (d)  None

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Core Bond Products LLC (as Depositor)



                                   By:  /s/ Corey B. Pinkston
                                        ---------------------
                                   Name:  Corey B. Pinkston
                                   Title: President and Chief Executive Officer
                                   Date:  March 15, 2004