Form 10-K
period 2003-12-31
CORE BOND PRODUCTS LLC
filed 2004-03-15
CIK 1176262

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

     For  the fiscal year ended December 31, 2003

                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number: 000-50084


                            Core Bond Products LLC
     -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                             Delaware                                                   06-1646732
----------------------------------------------------------------------  -------------------------------------------
   (State or Other Jurisdiction, Organization or Incorporation)            (I.R.S. Employer Identification No.)

                 Bank of America Corporate Center
                     Charlotte, North Carolina                                            28255
----------------------------------------------------------------------  -------------------------------------------
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

Item 9A. Controls and Procedures.
--------------------------------
         Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11.   Executive Compensation.
---------------------------------
         Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters.
          ---------------------------
         Information required by Item 201(d) of Regulation S-K: Not applicable Information required by Item 403 of Regulation S-K: Not applicable

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

               99.2 Trustee's compliance report by Trustee pursuant to 15
                    U.S.C. 7241.

          (b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

               Trustee's statement to certificate holders of Core Investment Grade Bond Trust I Pass-Through Certificates, Series 2002-1, in respect of the distribution made on May 30, 2003, as filed with the Securities and Exchange Commission on June 4, 2003.

               Trustee's statement to certificate holders of Core Investment Grade Bond Trust I Pass-Through Certificates, Series 2002-1, in respect of the distribution made on December 1, 2003, as filed with the Securities and Exchange Commission on December 11, 2003.

          (c)  None

          (d)  None

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Core Bond Products LLC (as Depositor)



                                   By: /s/ Corey B. Pinkston
                                      ---------------------------------------
                                   Name:   Corey B. Pinkston
                                   Title:  President and Chief Executive Officer
                                   Date:   March 15, 2004