Form 10-K
period 2004-12-31
CORE BOND PRODUCTS LLC
filed 2005-03-23
CIK 1176262

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




        (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2004

                                      or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                          ---------    --------

                       Commission File Number: 000-50084


                            Core Bond Products LLC
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  06-1646732
----------------------------------      --------------------------------------
(State or Other Jurisdiction,            (I.R.S. Employer Identification No.)
Organization or Incorporation)


       Bank of America Corporate Center
            Charlotte, North Carolina                            28255
---------------------------------------------           ----------------------
  (Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code:  (704) 386-7484

Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class          Name of Exchange on Which Registered
           -------------------          ------------------------------------

                  None                                 None

Securities registered pursuant to Section 12(g) of the Act:

 Core Investment Grade Bond Trust I, Pass-Through Certificates, Series 2002-1
------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]          No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [ ]         No   [X]

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

                                    PART I

Item 1.   Business.
------------------
          Not Applicable

Item 2.   Properties.
---------------------
          Not Applicable

Item 3.   Legal Proceedings.
----------------------------
          None

Item 4.   Submission of Matters To A Vote of Security Holders.
--------------------------------------------------------------
          None

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

Item 6.   Selected Financial Data.
----------------------------------
          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations.
          ----------------------
          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------
          Not Applicable

Item 8.   Financial Statements and Supplementary Data.
------------------------------------------------------
          Not Applicable

Item 9.   Changes In and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------
          Not Applicable

Item 9A.  Controls and Procedures.
----------------------------------
          Not Applicable

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
          Not Applicable

Item 11.  Executive Compensation.
---------------------------------
          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters.
          ----------------------------
          Information required by Item 201(d) of Regulation S-K: None Information required by Item 403 of Regulation S-K: None

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
          None

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------
          Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
----------------------------------------------------------------------------

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

                99.2 Trustee's compliance report by Trustee pursuant to 15 U.S.C. 7241.

         (b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

                 Trustee's statement to certificate holders of Core Investment Grade Bond Trust I Pass-Through Certificates, Series 2002-1, in respect of the distribution made on May 30, 2004, as filed with the Securities and Exchange Commission on June 9, 2004.

                 Trustee's statement to certificate holders of Core Investment Grade Bond Trust I Pass-Through Certificates, Series 2002-1, in respect of the distribution made on November 30, 2004, as filed with the Securities and Exchange Commission on December 8, 2004.

         (c)     None

         (d)     None

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Core Bond Products LLC (as Depositor)



                               By: /s/  Corey B. Pinkston
                                   ------------------------------------------
                               Name:    Corey B. Pinkston
                               Title:   President and Chief Executive Officer
                               Date:    March 21, 2005