Form 10-K
period 2005-12-31
CORE BOND PRODUCTS LLC
filed 2006-03-14
CIK 1176262

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

          For the fiscal year ended December 31, 2005

                                      or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                       Commission File Number: 000-50084


                            Core Bond Products LLC
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Delaware                                        06-1646732
----------------------------------------------------  -----------------------------------------
     (State or Other Jurisdiction, Organization or        (I.R.S. Employer Identification No.)
                    Incorporation)
----------------------------------------------------  -----------------------------------------


           Bank of America Corporate Center                              28255
----------------------------------------------------  -----------------------------------------
               Charlotte, North Carolina                                (Zip Code)
       (Address of principal executive offices)

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes [ ]     No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes [ ]     No[X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No[ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes [ ]     No[X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YYes [ ]     No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:
The registrant has no voting stock or class of common stock outstanding that is held by the non-affiliates.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               Introductory Note

Core Bond Products LLC (the "Registrant") is the depositor (the "Depositor") under the trust agreement, as amended (the "Trust Agreement"), among the Depositor, The Bank of New York, as trustee and securities intermediary (the "Trustee"), and Banc of America Securities LLC, as administrative agent (the "Administrative Agent"), providing for the issuance of Pass-Through Certificates, Series 2002-1 (the "Certificates"), by Core Investment Grade Bond Trust I, a New York common law trust (the "Trust"). The Certificates do not represent obligations of or interests in the Depositor, the Trustee or the Administrative Agent.

                                                  PART I

Item 1.  Business.
-----------------
         Not Applicable




Item 1A. Risk Factors.
---------------------
         Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------
         None

Item 2.  Properties.
-------------------
         Not Applicable

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

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------------------------------------------------------------------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
         Not Applicable

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..
---------------------------------------------------------------------------------------------
         Not Applicable

Item 9A. Controls and Procedures.
--------------------------------
         Not Applicable

Item 9B. Other Information.
--------------------------
         None

                                                 PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
--------------------------------------------------------------------------------------------------------
         Information required by Item 201(d) of Regulation S-K: None
         Information required by Item 403 of Regulation S-K: None



Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Principal Accountant Fees and Services.
------------------------------------------------
         Not Applicable

                                                 PART IV

Item 15. Exhibits and Financial Statement Schedules.
----------------------------------------------------

          (a)  The following documents are filed as a part of this report:

               1. The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

               Trustee's statement to certificate holders of Core Investment Grade Bond Trust I Pass-Through Certificates, Series 2002-1, in respect of the distribution made on May 30, 2005, as filed with the Securities and Exchange Commission on June 7, 2005.

               Trustee's statement to certificate holders of Core Investment Grade Bond Trust I Pass-Through Certificates, Series 2002-1, in respect of the distribution made on November 30, 2005, as filed with the Securities and Exchange Commission on December 2, 2005.

               2.   Exhibits:

               31.1 Certification by President and Chief Executive Officer of
                    the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

               31.2 Trustee's compliance report by Trustee pursuant to 15
                    U.S.C. 7241.

          (b)  See Item 15(a) above.

          (c)  None

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Core Bond Products LLC (as Depositor)



                                By:  /s/ David James Walker
                                   ----------------------------------------
                                Name:  David James Walker
                                Title: President and Chief Executive Officer
                                Date: March 13, 2006