Form 10-K
period 2006-12-31
CORE BOND PRODUCTS LLC
filed 2007-03-29
CIK 1176262

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

          For the fiscal year ended December 31, 2006

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

Yes [X]     No[ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]

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

                                                 PART IV

Item 15. Exhibits and Financial Statement Schedules.
----------------------------------------------------

          (a)  The following documents are filed as a part of this report:

               1. The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

               Trustee's statement to certificate holders of Core Investment Grade Bond Trust I Pass-Through Certificates, Series 2002-1, in respect of the distribution made on May 30, 2006, as filed with the Securities and Exchange Commission on June 5, 2006.

               Trustee's statement to certificate holders of Core Investment Grade Bond Trust I Pass-Through Certificates, Series 2002-1, in respect of the distribution made on November 30, 2006, as filed with the Securities and Exchange Commission on December 4, 2006.

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

                                Core Bond Products LLC (as Depositor)



                                By:  /s/ David James Walker
                                   ----------------------------------------
                                Name:  David James Walker
                                Title: President and Chief Executive Officer
                                Date:  March 28, 2007